Form 10QSB
period 1997-06-30
MARSHALLTOWN FINANCIAL CORP
filed 1997-08-05
CIK 916395

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                       --------------------------------

                                  FORM 10-QSB
     (Mark One)
            [XX]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended         JUNE 30, 1997
                                           ---------------------------

           [  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                 EXCHANGE ACT

           For the transition period from               to
                                         ---------------   -------------

                        Commission File Number 0-23352

                      MARSHALLTOWN FINANCIAL CORPORATION
      -------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

             DELAWARE                                  42-1413971
    ---------------------------                     ---------------
   (State or other jurisdiction                     (IRS Employer
 of incorporation or organization)                Identification No.)

       303 WEST MAIN STREET, MARSHALLTOWN, IOWA            50158
     -------------------------------------------------------------------
                   (Address of principal executive offices)

                                 (515 754-6000
                           -------------------------
                          (Issuer's telephone number)

 -------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/   No / /


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes / / No / /

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,411,475

Transitional Small Business Disclosure Format (check one): Yes / / No /x/

                      MARSHALLTOWN FINANCIAL CORPORATION

                                     INDEX


                                                                    Page
Part I.  Consolidated Information

         Item 1.  Consolidated Financial Statements (Unaudited)

                  Consolidated Balance Sheets at June 30, 1997
                  and September 30, 1996                                1

                  Consolidated Statements of Operations for the
                  three months and nine months ended June 30, 1997
                  and 1996                                              2

                  Consolidated Statements of Cash Flows for the
                  nine months ended June 30, 1997 and 1996              3

                  Notes to Consolidated Financial Statements            4

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                            6


Part II. Other information                                              9

Signatures                                                             10

Exhibits                                                               11

                      MARSHALLTOWN FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                                  June 30,     September 30,
                                                  1997            1996
                                               (unaudited)


ASSETS
------
Cash                                         $  5,896,103     $  2,286,064
Investment securities held to maturity         10,992,712        9,484,506
Investment securities available for sale        2,407,313        2,314,172
Investment in limited partnerships                447,153          482,283
Mortgage-backed securities held to maturity    42,680,765       47,513,070
Loans receivable, net                          63,406,893       60,284,275
Accrued interest receivable                       809,295          747,918
Office properties and equipment, net              393,702          435,536
Income tax refund receivable                       36,463           57,741
Real estate acquired for investment               396,691          406,187
Other assets                                       60,699          171,340
                                              -----------      -----------
     TOTAL ASSETS                            $127,527,789     $124,183,092
                                              ===========      ===========

LIABILITIES
-----------
Deposits                                     $106,405,931     $103,039,698
Advances from borrowers for taxes
  and insurance                                   259,982           22,870
Accrued interest payable                          385,754          886,528
Accounts payable and accrued expenses             148,555          847,015
Income taxes:
   Current                                              0           48,972
   Deferred                                       253,855                0
                                              -----------      -----------
     TOTAL LIABILITIES                       $107,454,077     $104,845,083
                                              -----------      -----------

STOCKHOLDERS' EQUITY
--------------------
Common stock                                 $     14,115     $     14,115
Additional paid-in capital                     10,599,090       10,599,090
Retained earnings, substantially restricted     9,568,694        8,902,114
Less deferred Recognition and
  Retention Plan                                 (132,716)        (189,694)
Unrealized gain on securities available
  for sale, net                                    24,529           12,384
                                              -----------      -----------
   TOTAL STOCKHOLDERS' EQUITY                $ 20,073,712     $ 19,338,009
                                              -----------      -----------
   TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                     $127,527,789     $124,183,092
                                              ===========      ===========

                      MARSHALLTOWN FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                Three Months                Nine Months
                               ended June 30,              ended June 30,
                            1997           1996          1997          1996
                           ----------------------       --------------------
                                (Unaudited)                  (Unaudited)
Interest income:
  Loans                    $ 1,224,190  $ 1,099,732  $ 3,620,531  $ 3,230,034
  Mortgage-backed
   securities                  718,260      833,163    2,226,946    2,581,181
  Investment securities        214,549      179,036      608,998      512,973
  Other                         51,601       69,380      157,439      246,750
                            ----------   ----------   ----------   ----------

    TOTAL INTEREST INCOME  $ 2,208,600  $ 2,181,311  $ 6,613,914  $ 6,570,938

Interest expense:
  Deposits                 $ 1,361,923  $ 1,380,266  $ 4,094,964  $ 4,200,153
                            ----------   ----------   ----------   ----------
    NET INTEREST INCOME    $   846,677  $   801,045  $ 2,518,950  $ 2,370,785
Provision for losses on
 loans
                                 2,500        2,500        7,500        7,500
                            ----------   ----------   ----------   ----------
    NET INTEREST INCOME
     AFTER PROVISION FOR
     LOSSES ON LOANS       $   844,177  $   798,545  $ 2,511,450  $ 2,363,285
Noninterest income:
  Fees and service charges      12,515       17,429       41,710       46,805
  Other, net                    18,584       50,567      130,358       75,696
                            ----------   ----------   ----------   ----------
    TOTAL NONINTEREST
     INCOME                $    31,099  $    67,996  $   172,068  $   122,501
Noninterest expense:
  Compensation and benefits$   331,286  $   328,975  $ 1,025,942  $   999,668
  Occupancy and equipment       46,802       47,776      145,237      148,466
  SAIF deposit insurance
   premiums                     17,130       60,201       74,080      178,713
  Data processing services      24,250       24,857       76,190       78,704
  Other                        125,497      120,776      449,740      533,662
                            ----------   ----------   ----------   ----------
    TOTAL NONINTEREST
     EXPENSE               $   544,965  $   582,585  $ 1,771,189  $ 1,939,213
    INCOME BEFORE INCOME
     TAXES                 $   330,311  $   283,956  $   912,329  $   546,573
Income tax expense             126,600       82,153      245,749      225,928
                            ----------   ----------   ----------   ----------
    NET INCOME             $   203,711  $   201,803  $   666,580  $   320,645
                            ==========   ==========   ==========   ==========
Earnings per common share  $      0.14  $      0.14  $      0.45  $      0.22


                      MARSHALLTOWN FINANCIAL CORPORATION
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                             Nine Months Ended June 30,
                                                 1997          1996
                                                ------        ------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                $  666,580     $  320,645
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
   Depreciation                                 63,674         67,710
   Provision for loan losses                     7,500          7,500
   Net amortization of premiums and discounts  (40,184)       (44,726)
   Deferred income taxes                        22,500         48,000
   Amortization of loan fees                   (20,062)       (25,749)
   Amortization of RRPs                         56,979         56,979
   FHLB Stock dividend                               0        (23,600)
   Gain on sale of FHLMC stock                  (2,237)             0
   Loss on limited partnership                       0         16,052
  Change in assets and liabilities
   (Increase) decrease in accrued
     interest receivable                       (61,377)         2,619
   Decrease in Limited Partnership              25,530              0
   Decrease in other assets                    110,610         71,289
   Increase (decrease) in income
    taxes payable                              181,780        (12,059)
   (Decrease) in accrued expenses
     and other liabilities                  (1,199,234)      (782,241)
   (Increase) decrease in income tax
     refund claim receivable                    21,278         (6,768)
                                             ----------    ----------
     Net cash (used in) operating
      activities                           $  (166,663)   $  (304,349)
                                             ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities on investments  $  1,378,737   $ 6,500,000
  Purchase of investment securities & stock  (2,569,358)   (5,977,500)
  Purchase of FHLMC & FNMA stock               (375,000)     (499,700)
  Net (increase) in loans receivable         (3,120,654)   (6,948,198)
  Principal collected on mortgage-backed
    securities                                6,390,826     7,844,289
  Purchase of mortgage-backed securities     (1,528,422)   (2,474,076)
  Purchase of premises and equipment            (12,467)       (1,003)
  Proceeds from sale of premises and equipment      694             0
  Purchase of real estate acquired for investment  (599)       (5,320)
  Cash distribution on limited partnership        9,600             0
                                             ----------    ----------
   Net cash provided by (used in)
     investing activities                   $   173,357   $(1,561,508)
                                             ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                  $ 3,366,233   $ 1,922,325
  Increase (decrease) in advances from
   borrowers for taxes and insurance            237,112        85,792
                                             ----------    ----------
     Net cash provided by financing
       activities                           $ 3,603,345   $ 2,008,117
                                             ----------    ----------
     Increase in cash                       $ 3,610,039   $   142,260
CASH
  Beginning                                   2,286,064     4,396,941
                                             ----------    ----------
  Ending                                    $ 5,896,103   $ 4,539,201
                                             ==========    ==========
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
  Cash payments for:
    Interest                                $ 4,095,849   $ 4,190,412
    Income taxes                                 38,900       188,129
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES                            0             0

              MARSHALLTOWN FINANCIAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

The consolidated financial statements for the three and nine months ended June 30, 1997 are unaudited. In the opinion of management of Marshalltown Financial Corporation (the Company) these consolidated financial statements reflect all adjustments, consisting only of normally recurring accruals, necessary to present fairly these consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.

Operating results for the three- and nine-month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 1997.


PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company, Marshalltown Savings Bank, FSB (the Bank) and the Bank's wholly owned subsidiary, MSL Financial. All significant intercompany balances and transactions have been eliminated in consolidation.


REGULATORY CAPITAL REQUIREMENTS

Pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of June 30, 1997 the capital requirements of the Bank under FIRREA and its actual capital ratios. As of June 30, 1997, the Bank substantially exceeded all current regulatory capital standards.

                                           At June 30, 1997
                                         --------------------

                                           Amount    Percent
                                          --------   -------
                                        (Dollars in Thousands)
                                                (unaudited)
Tangible Capital:
   Capital level                            $14,829   12.12%
   Requirement                                1,835    1.50
                                             ------   -----
   Excess                                   $12,994   10.62%
                                             ------   -----

Core Capital:
   Capital level                            $14,829   12.12%
   Requirement                                3,670    3.00
                                             ------   -----
   Excess                                   $11,159    9.12%
                                             ------   -----

Fully Phased-In Risk-Based Capital:
   Capital level                            $14,832   33.14%
   Requirement                                3,581    8.00
                                             ------   -----
   Excess                                   $11,251   25.14%
                                             ------   -----


EARNINGS PER SHARE

Earnings per share is calculated using the weighted average number of shares of common stock outstanding for the three- and nine-month periods ended June 30, 1997 and June 30, 1996.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Marshalltown Financial Corporation (the "Company") was formed on December 9, 1993 by Marshalltown Savings Bank, FSB (the "Bank") to become the holding company of the Bank. The acquisition of the Bank by the Company was completed on March 30, 1994 in connection with the Bank's conversion from mutual to stock form (the "Conversion"). All references to the Company prior to March 30, 1994, except where otherwise indicated, are to the Bank and its subsidiaries on a consolidated basis.

The principal business of the Company has historically consisted of attracting deposits from the general public and making loans secured by residential real estate and, to a lesser extent, other kinds of real estate. The Company also invests in mortgage-backed securities and investment grade securities. The operations of the Bank are significantly affected by prevailing economic conditions as well as by government policies and regulations relating to monetary and fiscal affairs and financial institutions.

The Company's results of operations are primarily dependent on the difference or "spread" between the average yield earned on loans, mortgage-backed securities and investments, and the average rate paid on deposits and borrowings. The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. The Company, like other thrift institutions, is subject to interest rate risk to the degree that its interest-earning assets mature or reprice at different times, or on a different basis, than its interest-bearing liabilities.

The Company's net income is also affected by, among other things, fee income received and provisions for possible loan losses. The Company's operating expenses principally consist of employee compensation and benefits, occupancy expenses, service bureau expense, federal deposit insurance premiums and other general and administrative expenses.

On July 1, 1997, Marshalltown Financial Corporation entered into a definitive agreement to merge with HMN Financial, Inc. (NASDAQ:HMNF). Under the agreement, HMN will acquire in a cash transaction valued at $25.9 million, or $17.51 per share, all outstanding shares of Marshalltown Financial's common stock. The agreement is subject to regulatory approval by the Office of Thrift Supervision, as well as approval of Marshalltown Financial's shareholders, a process that is expected to be completed by the end of the year.

FINANCIAL CONDITION

Total assets increased by $3.3 million for the nine months ended June 30, 1997 to $127.5 million due to an increase in cash, investments and loans receivable partially offset by an decrease in mortgage-backed securities. As loans and mortgage-backed securities prepaid, some of the cash was used for loan originations and the purchase of participations and investments.

Total liabilities increased $2.6 million for the nine months ended June 30, 1997. The increase was primarily a result of a $3.4 million increase in deposit accounts offset by a $501,000 reduction in accrued interest payable and a $698,000 reduction in accounts payable which related to the payment of the special assessment imposed by the Federal Deposit Insurance Corporation
(FDIC) to recapitalize the Savings Association Insurance Fund.


RESULTS OF OPERATIONS

Recently released earnings statements show earnings improved from one year ago. The increase for the three months ended June 30, 1997 is the result of an increase in net interest income and a decrease in noninterest expense, due mainly to lower FDIC insurance premiums. For the nine months ended June 30, 1997, the increase is a result of an increase in net interest income and a decrease in noninterest expense, due mainly to lower FDIC insurance premiums and legal fees.


COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1997 AND 1996.

Net interest income increased by $46,000 and $148,000 for the three and nine months ended June 30, 1997 compared to the three and nine months ended June 30, 1996. The Company's average spread increased to 1.95% and 1.93% respectively for the three- and nine-month periods ended June 30, 1997 from 1.82% and 1.78% for the same period a year ago. The Company's net interest margin increased to 2.73% and 2.71% for the three- and nine-month period ended June 30, 1997 from 2.60% and 2.57% for the three- and nine-month period ended June 30, 1996. These increases were primarily the result of a decrease in the Company's cost of funds.

Noninterest income, which is generated primarily from prepayment charges on loans, fee income from NOW accounts and rent from real estate decreased to $31,000 from $68,000 for the three months ended June 30, 1997 compared to the three months ended June 30, 1996. In the 1996 period, a gain from the sale of the Company's interest in a regional service bureau was realized. For the nine-month period ended June 30, 1997 noninterest income increased to $172,000 from $123,000 for the nine months ended June 30, 1996. This increase was mainly due to a payment from

BancSecurity Corporation ("BancSecurity")of $75,000 associated with the termination by the Company of the Agreement to Merge and Plan of Reorganization between the Company and BancSecurity. The termination was a result of the denial of the merger contemplated by such agreement by the Board of Governors of the Federal Reserve System.

Noninterest expense showed a decrease of $38,000 and $168,000 for the three and nine months ended June 30, 1997 in comparison to the same periods in fiscal 1996. This decrease was due primarily to a reduction in the rate of the FDIC insurance premium and legal fees.

At June 30, 1997 the Company had no nonperforming assets. Total allowance for losses on loans was $120,000. The Bank will continue to monitor and adjust its allowance for losses on loans as management's analysis of its loan portfolio and economic conditions dictate.

LIQUIDITY

The Bank's liquidity ratio at June 30, 1997 was 36.64%. This excess of 31.64% over the 5% liquidity ratio requirement imposed on all federal savings associations is a result of having $24.4 million in mortgage-backed securities which mature within five years.

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         -----------------
         None

ITEM 2.  CHANGES IN SECURITIES
         ---------------------
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------
         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------
         None

ITEM 5.  OTHER INFORMATION
         -----------------
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------
(a)  Exhibit 11.  Statement re: Computation of Per Share Earnings

(b)  Exhibit 27.  Financial Data Schedule

(c)  Reports on Form 8-K

On July 10, 1997 a current report on Form 8-K was filed to report that a press release had been issued on July 1, 1997 announcing that Marshalltown Financial Corporation had entered into a definitive agreement to merge with HMN Financial, Inc.

On July 23, 1997 a current report on Form 8-K was filed to report that a press release had been issued on July 23, 1997 announcing the quarterly earnings of Marshalltown Financial Corporation.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MARSHALLTOWN FINANCIAL CORPORATION


August 5, 1997                          /s/ William C. Gross
--------------                         ---------------------------
    Date                               William C. Gross
                                       Executive Vice President and
                                       Chief Financial Officer


August 5, 1997                          /s/ Judy L. Roberts
--------------                         ---------------------------
    Date                               Judy L. Roberts
                                       Vice President and Treasurer